Form 10-K
period 2004-12-31
Citigroup Mortgage Loan Trust Inc. Series 2004 - HYB4
filed 2005-03-30
CIK 1313075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2004

                            Commission file numbers:
                                    333-117349

                     Citigroup Mortgage Loan Trust Inc.

        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                     01-0791848
            -------------------------------     ----------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

                   390 Greenwich Street
                  New York, New York                  10013
        ----------------------------------------    ----------
        (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code: (212) 723-6766


Citigroup Mortgage Loan Trust Inc., Mortgage Pass-Through Certificates Series 2004-HYB4

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                        -----     -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE

                                     PART I

Item 1.  Business

         Omitted.


Item 2.  Properties

         Omitted.


Item 3.  Legal Proceedings.

         No legal proceedings.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         No matters were submitted to a vote.



                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        (a) There is no established public trading market for the certificates.

        (b) There are approximately 31 holders of record as of the end of the reporting year.

        (c) Not applicable.


Item 6.  Selected Financial Data.

         Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Omitted.


Item 8.  Financial Statements and Supplementary Data.

         Omitted.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Omitted.


Item 9A. Controls and Procedures.

         Omitted.

Item 9B. Other Information.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Omitted.


Item 11. Executive Compensation.

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Omitted.


Item 13. Certain Relationships and Related Transactions.

         Omitted.


Item 14. Principal Accounting Fees and Services.

         Omitted.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a)      Exhibits

            1     Current Reports on Form 8-K
                  The Registrant did not file a Current Report on Form 8-K during the fiscal year ended December 31, 2004 relating to the REMIC Pass-Through Certificates Series 2004-HYB4. The first remittance was in January 2005.

            2      Not applicable

            3    i. Certification pursuant to Section 302(a) of the
                    Sarbanes-Oxley Act. (Exhibit 31)
                ii. Annual Independent Accountants' Report
               iii. Annual Statement as to Compliance

          (b)      Not applicable

          (c)      Not applicable

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2005.


                                CITIGROUP MORTGAGE LOAN TRUST INC.


                                BY:  CitiMortgage Inc.,
                                     as Master Servicer

                                By: /s/ Tommy Harris
                                        -----------------------------------
                                        Name:  Tommy Harris
                                        Title: Senior Vice President